Form 10-K
CSFB COMMERCIAL MORTGAGE BACKED PASS THR CERTS SER 2002 CKN2
filed 2003-03-27
CIK 1175598

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-53012-08


        Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates
        Series 2002-CKN2 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       52-2365551
                                                  52-2365552
                                                  52-2365553
                                                  52-2365554
                                                  52-7281899
                                                  52-7281900
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                         7
             Class A-2                         4
             Class A-3                        25
             Class A-SP                        4
             Class A-X                         3
             Class A-Y                         1
             Class B                           2
             Class C-1                         5
             Class C-2                         1
             Class D                           1
             Class E                           2
             Class F                           3
             Class G                           2
             Class H                           4
             Class J                           1
             Class K                           1
             Class L                           1
             Class M                           1
             Class N                           1
             Class O                           1
             Class R-I                         1
             Class V                           1

             Total:                           72


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F1>
       c) National Cooperative Bank, FSB, as Master Servicer <F1>
       d) National Cooperative Bank, FSB, as Special Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F1>
       c) National Cooperative Bank, FSB, as Master Servicer <F1>
       d) National Cooperative Bank, FSB, as Special Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F1>
       c) National Cooperative Bank, FSB, as Master Servicer <F1>
       d) National Cooperative Bank, FSB, as Special Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On October 25, 2002, November 26, 2002 and December 31, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.



   <F1> Filed herewith.






                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Credit Suisse First Boston Mortgage Securities Corporation
    Commercial Mortgage Pass-Through Certificates
    Series 2002-CKN2 Trust
    (Registrant)



  Signed: Credit Suisse First Boston Mtg. Securities Corp.
          by Wells Fargo Bank Minnesota, N.A. its Attorney in fact


  By:   Beth Belfield, Assistant Vice President

  By: /s/  Beth Belfield, Assistant Vice President

  Dated: March 13, 2003



Sarbanes-Oxley Certification

I, Anand Gajjar, certify that:


1. I have reviewed this annual report on Form 10-K (the "Annual Report"), and all reports on Form 8-K (together with the Annual Report; the "Reports") containing distribution or servicing reports filed in respect of periods included in the year covered by the Annual Report, of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2002-CKN2 Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in the Annual Report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the Reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ARCap Special Servicing, Inc., as Special Servicer, KeyCorp Real Estate Capital Markets, Inc., as Master Servicer, National Cooperative Bank, FSB, as Master Servicer, and National Cooperative Bank, FSB, as Special Servicer.


      Date: 3/27/03


      /s/ Anand Gajjar
      Signature


      Vice President
      Title




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Ex-99.1(a)
ERNST & YOUNG    (logo)

Ernst & Young LLP
Suite 1500
2121 San Jacinto Street
Dallas, Texas 65201

Phone: (214) 969-8000
Fax:   (214) 969-8587
Telex: 6710375
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Special Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Special Servicing, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage
Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the nine-month period ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, mangement's assertion, that the Company complied with the aforementioned requirements during the nine-month period ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, any nationally recognized rating agency, including, but not limited to, Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc., Moody's Investor Services, Inc. and Fitch, Inc., any party to any Pooling and Servicing Agreement under which the Company acts as the Special Servicer and the Company's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young

February 4, 2003

A Member Practice of Ernst & Young Global





Ex-99.1(b)

ERNST & YOUNG     (logo)

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio  44115-1405

Phone: (216) 861-5000
www.ey.com



Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
KeyCorp Real Estate Capital Markets, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that KeyCorp Real Estate Capital Markets, Inc.
(the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the Board of Directors, management, the U.S. Department of Housing and Urban Development, Federal National Mortgage Association Government National Mortgage Association, and the Company's private investors and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Ernst & Young LLP

February 14, 2003


Ernst & Young LLP is a member of Ernst & Young International, Ltd.




Ex-99.1 (c)

Independent Accountants' Report

Board of Directors
NCB, FSB
Hillsboro, Ohio

We have examined management's assertion about NCB, FSB's (the Bank's) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for
Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responisble for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, the Bank complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002.

BKD, LLP

February 14, 2003




Ex-99.1 (d)


Independent Accountants' Report

Board of Directors
NCB, FSB
Hillsboro, Ohio

We have examined management's assertion about NCB, FSB's (the Bank's) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for
Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responisble for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, the Bank complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002.

BKD, LLP

February 14, 2003



Ex-99.2 (a)
ARCap    (logo)

Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of ARCap Special Servicing, Inc. (the Company), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the nine-month period then ended. Based on this evaluation, we assert that during the period ended December 31, 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $1,500,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Chris Crouch
Chris Crouch, Servicing Officer
of ARCap Special Servicing, Inc.

February 4, 2003



Ex-99.2 (b)
KeyBank Real Estate Capital (logo)
911 Main Street, Suite 1500
Kansas City, MO  64105

Tel: 816-221-8800
Fax: 816-221-8051
Toll Free: 888-979-1200

February 14, 2003

Report of Management

We, as members of management of KeyCorp Real Estate Capital Markets, Inc.
(the Company), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily loan servicing, minimum servicing standards
V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company was insured as a subsidiary of Key Corp. As of December 31, 2002, the Company had $100,000,000 fidelity bond coverage and $100,000,000 errors and omissions coverage.


/s/ Marty O'Connor
Marty O'Connor
Senior Vice President
Loan Servicing & Asset Management


/s/ Tony Nemec
Tony Nemec
Investor Reporting Manager


/s/ Bryan Nitcher
Bryan Nitcher
Portfolio Manager




Ex-99.2 (c)

NCB FSB
A National Cooperative Bank Company (logo)

February 14, 2003

BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204


As of and for the year ended December 31, 2002, NCB, FSB has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Associations of America's Uniform Single Attestation Program for Mortgage Bankers for its serviced commercial blanket real estate loans. As of and for this same period, NCB, FSB had in effect an errors and omissions policy in the amount of $7,500,000.00. NCB, FSB had in effect a Fidelity Bond in the amount of $10,000,000.00.

/s/ Steven Brookner
Steven Brookner, CEO

/s/ Matthew Wehland
Matthew Wehland, Vice President




Ex-99.2 (d)

NCB FSB
A National Cooperative Bank Company (logo)

February 14, 2003

BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204


As of and for the year ended December 31, 2002, NCB, FSB has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Associations of America's Uniform Single Attestation Program for Mortgage Bankers for its serviced commercial blanket real estate loans. As of and for this same period, NCB, FSB had in effect an errors and omissions policy in the amount of $7,500,000.00. NCB, FSB had in effect a Fidelity Bond in the amount of $10,000,000.00.

/s/ Steven Brookner
Steven Brookner, CEO

/s/ Matthew Wehland
Matthew Wehland, Vice President


Ex-99.3(a)

OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., formerly known as ARCap Special Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of May 13, 2002, relating to the Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002-CKN2, hereby certifies as follows:

1. a review of the activities of the Special Servicer and of its performance under the Pooling and Servicing Agreement during the calendar year 2002 has been made under the undersigned's supervision;

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout such calendar year 2002; and

3. the Special Servicer has received no notice regarding qualification, or challenging the status of, any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the Internal Revenue Service or any other governmental agency or body.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 7 day of March, 2003, I have hereunto signed my name.

ARCap SERVICING, INC.
formerly known as ARCap Special
Servicing, Inc.,
a Delaware corporation

BY: /s/ James L. Duggins
    James L. Duggins, President


Ex-99.3 (b)

KeyCorp
Real Estate Capital Markets Inc.
911 Main Street, Suite 1500
Kansas City, MO 64105

Phone: 888-979-1200
Fax: 816-460-2140


March 26, 2003

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Corporate Trust Services; CSFB 2002-CKN2



OFFICER'S CERTIFICATE

Pursuant to the Servicing Agreement, the undersigned officer certifies to the following:

A. A review of the activities of Servicer during the preceding calendar year
   (2002) and of Servicer's performance of its obligations under the Agreement has been made under such officer's supervision.

B. To the best of my knowledge, based on such review, Servicer has fulfilled all its obligations under the Agreement throughout such year.

C. I have reviewed the relevant terms of the Agreement and have made, or caused to be made under my supervision, a review of the transactions and conditions of Servicer during the accounting period covered by such financial statements
   (2002). Such review has not described the existence or knowledge of existence, as of the date hereof, of any default by Servicer under this Agreement.


IN WITNESS WHEREOF, I have hereunto assigned my name.

Dated:  March 26, 2003

By: /s/ Marty O'Connor
Marty O'Connor
Vice President





Ex-99.3 (c)

NCB FSB
A National Cooperative Bank Company  (logo)


March 24, 2003

CSFB Mortgage Securities Corp.
Attn: Reese Mason
11 Madison Avenue, 5th Floor
New York, NY 10010

RE: Annual Statement as to Compliance
CSFB 2002 CKN2

Dear Sir/Madam:

In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Master Servicer or Special Servicer as the case may be, during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision.

b. To the best of such officer's knowledge, based on such reviews, such Master Servicer or Special Servicer, as the case may be, has fulfilled all of its obligations under this Agreement in all material respects throughout such year.

c. Such Master Servicer or Special Servicer, as the case may be, has received no notice regarding the qualifications, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the IRS or any other governmental agency or body.

Sincerely,
/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB
NCB, FSB




Ex-99.3 (d)

NCB FSB
A National Cooperative Bank Company  (logo)


March 24, 2003

CSFB Mortgage Securities Corp.
Attn: Reese Mason
11 Madison Avenue, 5th Floor
New York, NY 10010

RE: Annual Statement as to Compliance
CSFB 2002 CKN2

Dear Sir/Madam:

In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Master Servicer or Special Servicer as the case may be, during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision.

b. To the best of such officer's knowledge, based on such reviews, such Master Servicer or Special Servicer, as the case may be, has fulfilled all of its obligations under this Agreement in all material respects throughout such year.

c. Such Master Servicer or Special Servicer, as the case may be, has received no notice regarding the qualifications, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the IRS or any other governmental agency or body.

Sincerely,
/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB
NCB, FSB




Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                         1,545,569.76         4,573,386.26                0.00             54,466,613.74
   A-2                         4,047,963.01                 0.00                0.00            116,844,000.00
   A-3                        20,478,015.46                 0.00                0.00            572,398,000.00
   A-SP                        3,678,633.65                 0.00                0.00                      0.00
   A-X                         2,903,215.34                 0.00                0.00                      0.00
   A-Y                           319,347.45                 0.00                0.00                      0.00
   B                           1,256,465.49                 0.00                0.00             34,430,000.00
   C-1                           557,900.00                 0.00                0.00             15,000,000.00
   C-2                           590,038.40                 0.00                0.00             14,840,000.00
   D                             345,702.91                 0.00                0.00              9,181,000.00
   E                             446,617.92                 0.00                0.00             11,477,000.00
   F                             562,919.00                 0.00                0.00             13,772,000.00
   G                             438,107.06                 0.00                0.00             10,329,000.00
   H                             409,862.81                 0.00                0.00             11,477,000.00
   J                             450,824.08                 0.00                0.00             12,624,000.00
   K                             163,952.25                 0.00                0.00              4,591,000.00
   L                             163,916.55                 0.00                0.00              4,590,000.00
   LR                                  0.00                 0.00                0.00                      0.00
   M                             327,904.50                 0.00                0.00              9,182,000.00
   N                              81,958.26                 0.00                0.00              2,295,000.00
   O                             573,199.10                 0.00                0.00             16,067,952.00
   R-I                                 0.00                 0.00                0.00                      0.00
   R-II                                0.00                 0.00                0.00                      0.00
   R-III                               0.00                 0.00                0.00                      0.00
   V                                   0.00                 0.00                0.00                      0.00